Form 10-K/A
period 1999-12-31
CREDIT SUISSE FIRST BOSTON MORT PASS THR CERT SER 1999 C1
filed 2001-06-07
CIK 1097202

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-51771-03

Credit Suisse First Boston Mortgage Securities, Inc.
Commercial Mortgage Pass-Through Certificates Series 1999-C1
        (Exact name of registrant as specified in its charter)



New York                         52-2212068
                                 52-2212067
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of Credit Suisse First Boston Mortgage Securities, Inc. Commercial Mortgage Pass-Through Certificates Series 1999-C1 established pursuant to the Pooling and Servicing Agreement among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, Chase Manhattan Bank as Trustee, and Wells Fargo Bank Minnesota, National Association, as Servicer, Lenanar Partners, Inc., as Special Servicer, and Wells Fargo Bank Minnesota, N.A., as Certificate Administrator and Custodian pursuant to which the Credit Suisse First Boston Mortgage
Securities,  Inc. Commercial Mortgage  Pass-Through Certificates  Series
1999-C1 registered under the Securities Act of 1933 the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 1999.

                   a)   Wells Fargo Bank, N.A., as  Servicer <F1>
                   b)   Lennar Partners, INC., as Special Servicer <F1>


              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 1999.

                   a)   Wells Fargo Bank, N.A., as Servicer <F1>
                   b)   Lennar Partners, INC., as Special Servicer <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 1999.

                   a)   Wells Fargo Bank, N.A., as Servicer <F1>
                   b)   Lennar Partners, INC., as Special Servicer <F3>


              (99.4) Aggregate Statement of Principal and
                      Interest Distributions to Certificate Holders. <F2>

            (b) On December 3, 1999 and December 29, 1999, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.



            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed  herewith  since such document was not received by the reporting person.


                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Credit Suisse First Boston Mortgage Securities
Commercial Mortgage Pass-Through Certificates Series 1999-C1

Signed:   The Chase Manhattan Bank, as Trustee

By:   Andreas Auer, Assistant Vice President
By:  /s/  Andreas Auer, Assistant Vice President

Dated:  June 7, 2001


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

                   a)   Wells Fargo Bank, N.A., as Servicer <F1>
                   b)   Lennar Partners, INC., as Special Servicer <F1>



99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.

                   a)   Wells Fargo Bank, N.A., as  Servicer <F1>
                   b)   Lennar Partners, INC., as Special Servicer <F1>



99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1999.

                   a)   Wells Fargo Bank, N.A., as Servicer <F1>
                   b)   Lennar Partners, INC., as Special Servicer <F3>



99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed  herewith  since such document was not received by the reporting person.


    EX-99.1 (a)
   Annual Independant Accountant's Servicing Report


(LOGO) KPMG

2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Norwest Mortgage, Inc.:

We have examined management's assertion about Norwest Mortgage Banking's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 1999, included in the accompanying management assertion. Management is responsible for Norwest Mortgage Banking's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Norwest Mortgage Banking's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Norwest Mortgage Banking's compliance with the minimum servicing standards.

In our opinion, management's assertion that Norwest Mortgage Banking complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1999, is fairly stated, in all material respects.

January l8,2000

KPMG LLP

                    EX-99.1 (b)
                    Annual Independant Accountant's Servicing Report


(LOGO) Deloitte & Touche

Deloitte & Touche LLP
Certified Public Accountants
Suite 400
200 South Biscayne Boulevard
Miami, Florida 33131-2310
Telephone: (305) 358-4141
Facsimile: (305) 372-3160


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
Lennar Partners, Inc.:

We have examined management's assertion about Lennar Partners, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as applicable to the special servicing of commercial and multifamily mortgage loans as of and for the year ended December 31, 1999 included in the accompanying management assertion. Management is responsible for the Company's compliance with those applicable minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned applicable minimum servicing standards as of and for the year ended December 31, 1999 is fairly stated, in all material respects.


Deloitte & Touche LLP


March 1, 2000


(LOGO) Deloitte Touche
       Tohmatsu



   EX-99.2 (a)
  Report of Management

(LOGO) NORWEST MORTGAGE

Norwest Mortgage, Inc.
Home Campus
Des Moines, IA 50328
515/221 - 7300

Management Assertion

As of, and for the year ended December 31, 1999, Norwest Mortgage Banking has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of, and for the same period, Norwest Mortgage Banking had in effect a fidelity bond along with an errors and omissions policy in the amounts of $50 million and $10 million, respectively.

Pete Wissinger
President and Chief Operating Officer
January 8, 2000
Date

Robert K. Chapman
Executive Vice President and Chief Financial Officer
January 8, 2000
Date

Mike Heid
Executive Vice President Loan Servicing
January 8, 2000
Date





   EX-99.2 (b)
   Report of Management


(LOGO) LENNAR PARTNERS
An LNR Company

March 1, 2000

Norwest Bank Minnesota, N.A.
Corporate Trust Department,
11000 Broken Land Parkway,
Columbia, Maryland 21044-3562,

Attention: Corporate Trust Services (CMBS)-First Union Commercial Mortgage Trust
           Commercial Mortgage Pass-Through Certificates,
           FUNB Series 1999-C1

Re:        Annual Independent Public Accountant's Servicing Report
           FUNB Series 1999-C1
           Commercial Mortgage Pass-Through Certificates


To whom it may concern:

As of and for the year ended December 31, 1999, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $7,500,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS, INC.

Susan K. Chapman
Vice President


CC: First Union Capital Markets Group,
    One First Union Center, DC6,
    Charlotte, North Carolina 28288-1075
    Attention:Craig Lieberman, First Union Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, FUNB Series 1999-C1

         760  Northwest  107th Avenue  Suite 400  Miami,  Florida 33172
                 Telephone: (305) 220-4300  Fax:  (205) 226-342





  EX-99.3 (a)
  Annual Statement of Compliance


(LOGO)WELLS FARGO BANK

1320 Willow Pass Rd., Suite 205
PO. Box 4036
Concord, CA 94524
(800) 986-9711


                        ANNUAL STATEMENT AS TO COMPLIANCE
                              OFFICER'S CERTIFICATE




Re: Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 1999-C 1

In accordance with Section 3.13 of that certain Pooling and Servicing Agreement dated October 11, 1999 ("Agreement"), executed by and between Credit Suisse
First Boston Mortgage Securities Corp., ("Depositor"), Wells Fargo Bank, National Association ("Servicer"), Lennar Partners ("Special Servicer"), and The Chase Manhattan Bank ("Trustee"), as authorized officer of Servicer, I certify that (i) a review of the activities and performance of the Servicer during the preceding calendar year has been made under my supervision, and (ii) to the best of my knowledge, based on such review, Servicer has performed and fulfilled its duties, responsibilities and obligations under the Agreement in all material respects throughout such year.



Wells Fargo Bank, National Association
"Servicer"




By: Linda Fiduccia
Its: Senior Vice President

Date: April 10, 2000